Form 10-Q
period 2012-03-31
EM Holdings LLC
filed 2012-05-10
CIK 1548404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 033-10003

EM HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware	80-0800485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18444 Highland Road Baton Rouge, LA	70809
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (225) 756-9868

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDGEN MURRAY II, L.P. (PREDECESSOR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,205	$26,218
Accounts receivable - net of allowance for doubtful accounts of $1,890 and $1,739, respectively	203,019	198,663
Inventory	209,974	196,004
Income tax receivable	975	1,209
Prepaid expenses and other current assets	9,336	8,616
Deferred tax asset - net	213	209
Total current assets	436,722	430,919
PROPERTY, PLANT AND EQUIPMENT - NET	45,282	45,510
GOODWILL	23,667	22,965
OTHER INTANGIBLE ASSETS - NET	22,558	25,447
OTHER ASSETS	2,101	503
DEFERRED TAX ASSET - NET	1,155	1,044
DEFERRED FINANCING COSTS	10,652	11,489
INVESTMENT IN UNCONSOLIDATED AFFILIATE	13,455	13,180
TOTAL ASSETS	$555,592	$551,057

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Managed cash overdrafts	$688	$112
Accounts payable	135,811	147,202
Accrued expenses and other current liabilities	11,557	15,848
Income taxes payable	4,737	4,307
Deferred revenue	2,819	5,139
Accrued interest payable	12,244	26,443
Deferred tax liability - net	1,100	991
Current portion of long term debt and capital lease	378	358
Total current liabilities	169,334	200,400
DEFERRED TAX LIABILITY - NET	4,046	4,544
OTHER LONG TERM LIABILITIES	1,270	783
LONG TERM DEBT AND CAPITAL LEASE	535,622	500,383
Total liabilities	$710,272	$706,110
COMMITMENTS AND CONTINGENCIES
DEFICIT:
General partner	$1	$1
Limited partners	(132,012)	(129,736)
Accumulated other comprehensive loss	(23,010)	(25,648)
Total partners' deficit	(155,021)	(155,383)
Non-controlling interest	341	330
Total deficit	(154,680)	(155,053)
TOTAL LIABILITIES AND DEFICIT	$555,592	$551,057

See accompanying notes to unaudited condensed consolidated financial statements.

EDGEN MURRAY II, L.P. (PREDECESSOR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three months ended March 31,
	2012	2011
SALES	$277,676	$185,562
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	240,227	158,868
Selling, general and administrative expense - net of service fee income	18,773	16,349
Depreciation and amortization expense	4,576	5,292
Total operating expenses	263,576	180,509
INCOME FROM OPERATIONS	14,100	5,053
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated affiliate	1,200	432
Other income - net	104	1,173
Interest expense - net	(16,579)	(16,120)
LOSS BEFORE INCOME TAX EXPENSE	(1,175)	(9,462)
INCOME TAX EXPENSE	1,304	556
NET LOSS	(2,479)	(10,018)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	11	6
NET LOSS AVAILABLE TO COMMON PARTNERSHIP INTERESTS	$(2,490)	$(10,024)

See accompanying notes to unaudited condensed consolidated financial statements.

EDGEN MURRAY II, L.P. (PREDECESSOR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three months ended March 31,
	2012	2011
NET LOSS	$(2,479)	$(10,018)
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	2,638	3,066
COMPREHENSIVE INCOME (LOSS)	159	(6,952)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	11	6
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON PARTNERSHIP INTERESTS	$148	$(6,958)

See accompanying notes to unaudited condensed consolidated financial statements.

EDGEN MURRAY II, L.P. (PREDECESSOR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In thousands, except unit data)

	Number of units
	Common general partnership interest	Common limited partnership interests	Common partnership interests	Accumulated other comprehensive loss	Total partners' deficit	Non-controlling interest	Total deficit
Balances at January 1, 2011	1	209,493	$(105,773)	$(25,531)	$(131,304)	$42	$(131,262)
Net income (loss)	-	-	(10,024)	-	(10,024)	6	(10,018)
Other comprehensive income	-	-	-	3,066	3,066	-	3,066
Amortization of restricted common units	-	-	8	-	8	-	8
Amortization of unit options	-	-	206	-	206	-	206
Balances at March 31, 2011	1	209,493	$(115,583)	$(22,465)	$(138,048)	$48	$(138,000)

Balances at January 1, 2012	1	209,493	$(129,735)	$(25,648)	$(155,383)	$330	$(155,053)
Net income (loss)	-	-	(2,490)	-	(2,490)	11	(2,479)
Other comprehensive income	-	-	-	2,638	2,638	-	2,638
Amortization of restricted common units	-	-	8	-	8	-	8
Amortization of unit options	-	-	206	-	206	-	206
Balances at March 31, 2012	1	209,493	$(132,011)	$(23,010)	$(155,021)	$341	$(154,680)

See accompanying notes to unaudited condensed consolidated financial statements.

EDGEN MURRAY II, L.P. (PREDECESSOR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,479)	$(10,018)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,576	5,292
Amortization of deferred financing costs	858	939
Equity in earnings of unconsolidated affiliate	(1,200)	(432)
Distributions received from unconsolidated affiliate	798	-
Amortization of discount on long term debt	200	177
Unit-based compensation expense	214	214
Allowance for doubtful accounts	138	(212)
Provision for inventory allowances and writedowns	375	125
Deferred income tax benefit	(605)	(441)
(Gain) loss on foreign currency transactions	29	(235)
Unrealized (gain) loss on derivative instruments	22	(265)
Gain on sale of property, plant and equipment	(35)	(977)
Changes in operating assets and liabilities:
Accounts receivable	(3,871)	(13,771)
Inventory	(13,047)	(2,945)
Income tax receivable	244	525
Prepaid expenses and other current assets	(1,983)	(1,230)
Accounts payable	(11,889)	29,302
Accrued expenses, other current liabilities and deferred revenue	(20,901)	(14,913)
Income tax payable	365	956
Other	128	25
Net cash used in operating activities	(48,063)	(7,884)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(795)	(315)
Proceeds from the sale of property, plant and equipment	37	6,208
Net cash provided by (used in) investing activities	(758)	5,893
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long term debt and capital lease	(88)	(135)
Proceeds from EM revolving credit facility	138,865	222
Payments to EM revolving credit facility	(104,319)	(222)
Managed cash overdraft	579	10
Net cash provided by (used in) financing activities	35,037	(125)
Effect of exchange rate changes on cash and cash equivalents	771	844
NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,013)	(1,272)
CASH AND CASH EQUIVALENTS - beginning of period	26,218	62,478
CASH AND CASH EQUIVALENTS - end of period	$13,205	$61,206

See accompanying notes to unaudited condensed consolidated financial statements.

EDGEN MURRAY II, L.P. (PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit data)

References to “we,” “us” and “our” are intended to mean EM Holdings LLC and its consolidated subsidiaries, as well as its accounting predecessor, Edgen Murray II, L.P. and its consolidated subsidiaries (“EM II LP”). The financial statements and related notes presented within this Quarterly Report on Form 10-Q (“Form 10-Q”)reflect the account balances of our accounting predecessor, Edgen Murray II, L.P., to whose business we have succeeded on May 2, 2012.

1. Organization, Basis of Presentation and General Accounting Matters

Formation and Organization
We are a Delaware limited liability company formed in March 2012 to serve as the parent holding company of Edgen Murray Corporation and its subsidiaries (“EMC”). We are 100% owned and controlled by EDG Holdco LLC (“EDG LLC”), a subsidiary of Edgen Group Inc. (“Edgen Group”), a publicly traded Delaware corporation. Edgen Group's Class A common stock is listed on the New York Stock Exchange  under the ticker symbol “EDG.” We assumed the reporting obligations of EM II LP on May 2, 2012 in connection with the completion of Edgen Group’s initial public offering (“IPO”).

Description of Operations
We are a leading global distributor of specialty products to the energy sector, including steel pipe, valves, quenched and tempered and high yield heavy plate and related components and primarily serve customers that operate in the upstream, midstream and downstream end-markets for oil and natural gas as well as the power generation, civil construction and mining markets. We have operations in the U.S., Canada, Brazil, the U.K., Singapore, India, France, the United Arab Emirates (“UAE”) and Saudi Arabia and sales representative offices in Australia, China, South Korea and Indonesia. Our headquarters are located in Baton Rouge, Louisiana. Prior to the reorganization described below (the “Reorganization”), we managed our business in two reportable segments: Western Hemisphere and Eastern Hemisphere. Subsequent to the Reorganization, we will operate and manage our business as one segment.

Initial Public Offering and Reorganization
On May 2, 2012, Edgen Group completed an IPO of 15,000,000 shares of Class A common stock at an initial offering price of $11.00 per share, which generated net proceeds of approximately $150.4 million after deducting underwriting discounts, expenses and transaction costs. Edgen Group used the net proceeds to purchase membership units of its subsidiary, EDG LLC. EDG LLC used the proceeds from that purchase to repay certain indebtedness of Edgen Group’s consolidated subsidiaries, including our direct subsidiary, EMC, and EMC’s equity method investment, Bourland & Leverich Supply Co. LLC (“B&L”).

Immediately prior to the consummation of the IPO, we were party to a series of transactions which we refer to as the “Reorganization.” These transactions consisted of, among other things, the following:

(1)	Our formation and the assumption of EM II LP’s parent guarantee of EMC’s senior secured notes due 2015 (the “EMC senior secured notes”);
(2)	The formation of EDG LLC;
(3)	The contribution by EM II LP of all of the equity interests of EMGH Limited (“EMGH”) to EMC, thereby making EMGH a wholly owned subsidiary of EMC;
(4)	The redemption of EMC’s ownership interest in Bourland & Leverich Holdings LLC (“B&L Holdings”) for an equivalent ownership interest in B&L, B&L Holdings’ operating subsidiary;
(5)
The contribution by EM II LP of all of the shares of capital stock of EMC and all of EM II LP’s liabilities to EDG LLC and the contribution by EDG LLC of the same capital stock of EMC and EM II LP’s liabilities to us; and

(6)
The exchange of (i) all of the restricted units of EM II LP and B&L Holdings; and (ii) all of the options to purchase units of EM II LP and B&L Holdings for 2,985,905 and 1,723,981 restricted shares of Edgen Group Class A common stock and options to purchase Edgen Group Class A common stock, respectively.

As a result of the Reorganization and the IPO, we now directly and indirectly own the subsidiaries that have comprised the entire historical business of EM II LP, and we have assumed the Exchange Act reporting obligations of EM II LP. We also now serve as the parent (and sole) guarantor of the EMC senior secured notes.  The Reorganization has been accounted for as a transaction between entities under common control as we, EM II LP, B&L Holdings, EDG LLC, and B&L have been since August 2010, and continue to be, under the collective common control of Jefferies Capital Partners (“JCP”).

Basis of Presentation
The condensed consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

We did not own any assets prior to the Reorganization and the IPO on May 2, 2012. The financial statements and related notes presented within this Form 10-Q reflect the account balances of our accounting predecessor, EM II LP, to whose business we have succeeded.  Because the Reorganization and the IPO occurred subsequent to March 31, 2012, our financial statements do not yet reflect the impact of these transactions.  Beginning in the second quarter of 2012, all assets and liabilities transferred as part of the Reorganization will be recorded in our financial statements at carryover basis as required by GAAP for common control transactions.

In the opinion of our management, these condensed consolidated financial statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the EM II LP 2011 Form 10-K (“2011 Form 10-K”) filed with the SEC on February 29, 2012.

Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Areas requiring significant estimates by our management include the following:

●	provisions for uncollectible receivables;
●	recoverability of inventories and application of lower of cost or market accounting;
●	recoverability of goodwill and other indefinite-lived intangible assets;
●	recoverability of other intangibles and long-lived assets and related estimated lives;
●	valuation of unit-based compensation; and
●	provisions for income taxes and related valuation allowances and tax uncertainties.

Actual results could differ from those estimates, and the foregoing interim results are not necessarily indicative of the results of operations to be expected for other interim periods or for the full year ending December 31, 2012.

2. Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies. Updates to the Accounting Standard Codification (“ASC”) are communicated through the issuance of an Accounting Standards Update (“ASU”).

Recently Issued
Currently, no recently issued accounting pronouncements that will be adopted by us are expected to have a material impact on our financial position, results of operations and/or cash flows.

Recently Adopted
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in the financial statements by eliminating one of the presentation options provided by current GAAP and requiring an entity to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance at December 31, 2011 and chose to present other comprehensive income within a separate statement of comprehensive income. The effect of this amended guidance has been retrospectively applied to all periods presented.

3. Supplemental Cash Flow Information

	Three months ended March 31,
	2012	2011
Interest paid	$29,791	$29,184
Income taxes paid	1,552	295
Income tax refunds received	210	829
Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$175	$53
Distributions from unconsolidated affiliate	127	-

4. Property, Plant and Equipment
The historical costs of our property, plant and equipment and related accumulated depreciation balances were as follows at the dates indicated:

	March 31, 2012	December 31, 2011

Land and land improvements	$11,346	$11,188
Building	37,634	37,012
Equipment and computers	28,560	28,188
Leasehold improvements	6,056	6,000
Construction in progress	130	163
Property, plant and equipment - gross	83,726	82,551
Less accumulated depreciation	(38,444)	(37,041)
Property, plant and equipment - net	$45,282	$45,510

	Three months ended March 31,
	2012	2011
Depreciation expense	$1,283	$1,395

We are party to a capital lease of land, an office building and two warehouses in Newbridge, Scotland. At March 31, 2012 and December 31, 2011, the carrying value of the leased fixed assets included in property, plant and equipment was $15,581 and $15,320, respectively.

5. Intangible Assets
The following table summarizes our intangible assets at the dates indicated:

	Gross carrying value		Accumulated amortization		Net carrying value
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Intangible assets subject to amortization:
Customer relationships	$83,574	$82,057	$(76,722)	$(73,004)	$6,852	$9,053
Noncompete agreements	22,011	22,011	(17,967)	(17,055)	4,044	4,956
Sales backlog	9,717	9,589	(9,717)	(9,589)	-	-
Intangible assets not subject to amortization:
Tradenames	11,648	11,424	-	-	11,648	11,424
Trademarks	14	14	-	-	14	14
Total intangible assets	$126,964	$125,095	$(104,406)	$(99,648)	$22,558	$25,447

The gross carrying value and accumulated amortization of our intangible assets increased $1,869 and $1,472, respectively, at March 31, 2012 compared to December 31, 2011 due to the effect of foreign currency translation.

	Three months ended March 31,
	2012	2011
Amortization expense	$3,286	$3,897

Our scheduled amortization expense associated with intangible assets is expected to be:

Years ending December 31:
2012 (remaining)	$8,755
2013	1,808
2014	333
2015	-
2016	-
Thereafter	-
Total	$10,896

6. Goodwill
The following table presents changes to goodwill and the gross carrying value and accumulated impairment losses associated with goodwill at the dates indicated. At March 31, 2012, all of our goodwill is included within the General Company segment.

	Gross	Accumulated impairment	Effects of foreign currency	Net
Balance at December 31, 2011	$90,674	$(62,805)	$(4,904)	$22,965
Effects of foreign currency	-	-	702	702
Balance at March 31, 2012	$90,674	$(62,805)	$(4,202)	$23,667

7. Investment in Unconsolidated Affiliate
On August 19, 2010, we invested $10,000 in exchange for 14.5% of the common equity in B&L Holdings. At March 31, 2012 and December 31, 2011, our investment in B&L Holdings was $13,455 and $13,180, respectively. Equity in the earnings of B&L Holdings for the three months ended March 31, 2012 and 2011 was $1,200 and $432, respectively.

As stated in Note 1, as part of the Reorganization on May 2, 2012, we redeemed EMC’s ownership interest in B&L Holdings for an interest of substantially equivalent value in B&L Holdings’ operating subsidiary, B&L.

8. Debt Obligations
Our credit arrangements, long term debt and capital lease consisted of the following at the dates indicated:

	March 31, 2012	December 31, 2011

$465,000 12.25% EMC senior secured notes, net of discount of $2,768 and $2,968 at March 31, 2012 and December 31, 2011, respectively; due January 15, 2015	$462,232	$462,032
$195,000 EM revolving credit facility; due May 11, 2014	55,115	20,523
$15,000 EM FZE facility	-	-
Capital lease	18,653	18,186
Total long term debt and capital lease	536,000	500,741
Less: current portion	(378)	(358)
Long term debt and capital lease, less current portion	$535,622	$500,383

Other than disclosed below, there have been no significant changes in the terms or amounts of our consolidated debt obligations since those reported in the 2011 Form 10-K.

Revolving Credit Facilities
At March 31, 2012, utilization under our revolving credit facility (the “EM revolving credit facility”) and the facility available to our subsidiary in Dubai, Edgen Murray FZE, (the “EM FZE facility”) was as follows:

	EM revolving credit facility							Total revolving
	EMC		EM Canada	EM Europe	EM Pte	Total	EM FZE facility	credit facilities
Total availability	$140,857		$3,396	$35,747	$15,000	$195,000	$5,000	$200,000
Less: cash borrowings	(48,111)		-	(4,004)	(3,000)	(55,115)	-	(55,115)
Less: trade finance instruments	(21,841	)(a)	-	(2,202)	(1,328)	(25,371)	(1,612)	(26,983)
Less: reserves	(2,787)		(75)	(1,538)	-	(4,400)	-	(4,400)
Net availability	$68,118		$3,321	$28,003	$10,672	$110,114	$3,388	$113,502

(a) Includes a letter of credit in the amount of $5,000 that expires on January 31, 2013 which supports the EM FZE facility.

Our weighted average interest rate paid for cash borrowings under the EM revolving credit facility and EM FZE facility was 4.4% and 2.3%, respectively, during the three months ended March 31, 2012.

On May 2, 2012, we used a portion of the net proceeds from the IPO to repay $23,758 outstanding under the EM revolving facility.  Additionally, on April 10, 2012, we entered into a seventh amendment to the EM revolving credit facility in connection with the IPO.  See Note 15 for more information on this subsequent event.

Third-Party Guarantees
In the normal course of business, we may provide performance guarantees directly to third parties on behalf of our subsidiaries.

At March 31, 2012 and December 31, 2011, we had issued payment guarantees with a maximum aggregate potential obligation for future payments (undiscounted) of $27,253 and $30,663, respectively, to third parties to secure payment performance by certain of our subsidiaries. The outstanding aggregate value of guaranteed commitments at March 31, 2012 and December 31, 2011 were $23,614 and $27,386, respectively, for which no commitment extended beyond one year.

At March 31, 2012 and December 31, 2011, we had bank guarantees of $835 and $675, respectively, which have been cash collateralized and included in prepaid expenses and other assets on our consolidated balance sheets.

9. Income Taxes
We are a Delaware limited liability company and are not directly subject to U.S. income taxes; however, our subsidiaries operate as corporations or similar entities in various tax jurisdictions throughout the world. Accordingly, we have provided for current and deferred corporate income taxes in our condensed consolidated financial statements.

The following table sets forth our income tax expense for the periods indicated:

	Three months ended March 31,
	2012	2011
Loss before income tax expense	$(1,175)	$(9,462)
Income tax expense	1,304	556
Effective tax rate	(111)%	(6)%

The income tax expense for the three months ended March 31, 2012 at an effective tax rate of (111)% reflects taxable income from non-U.S. operations at an estimated annual effective tax rate of approximately 21% and no tax benefit for any losses generated by our U.S. operations as a valuation allowance has been established against any tax benefits related to taxable losses.

At March 31, 2012 and December 31, 2011, a valuation allowance of $27,456 and $24,299, respectively, was recorded against deferred tax assets and net operating loss (“NOL”) carryforwards. The NOLs are scheduled to expire beginning in 2024 through 2031.

The following is a summary of activity related to uncertain tax positions:

Balance at January 1, 2012	$1,939
Gross increases for tax positions taken in prior year	258
Settlement of uncertain tax position with tax authorities	-
Lapse of statute of limitations related to uncertain tax positions	-
Foreign currency translation	33
Balance at March 31, 2012	$2,230

We, as a reporting entity and not a taxpaying entity, are not subject to the general statute of limitations period for assessment of tax. Our subsidiaries have open tax years as follows:

Jurisdiction	Tax years open for assessment
Federal	2008 - 2011
Various states	2005 - 2011
Various foreign	2007 - 2011

To the extent amended returns are filed with respect to pre-2008 tax year ends, these years would be subject to limited examination by the Internal Revenue Service.

10. Commitments and Contingencies

Operating Leases
Through our subsidiaries, we lease various properties, warehouses, equipment, vehicles and office space under operating leases with remaining terms ranging from one to nine years with various renewal options of up to 20 years. In addition to rental payments, substantially all leases require payment of taxes, insurance and maintenance costs. Total rental expense for all operating leases is as follows:

	Three months ended March 31,
	2012	2011
Operating lease rental expense	$1,201	$1,204

Employment Agreements
In the ordinary course of business, we have entered into employment agreements with certain executives. Among other things, the employment agreements provide for minimum salary levels, incentive bonuses and other compensation. Employment agreement terms also include payments to the executives in the event of termination of employment. The payments, among other things, may include cash severance, continuation of medical and other insurance benefits and acceleration of the vesting of certain equity-based awards, depending on, among other factors, the circumstances surrounding termination.

Legal Proceedings
We are involved in various claims, lawsuits and proceedings arising in the ordinary course of business. Although we attempt to collect from our suppliers any amounts paid to our customers arising from warranty claims and lawsuits, there can be no assurance that we will be able to recover from our suppliers, in every instance, any or all of the amounts claimed by our customers. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, we believe the resolution of such uncertainties and the incurrence of such costs will not have a material effect on our condensed consolidated financial position, results of operations and/or cash flows.

During the three months ended March 31, 2012, we agreed to separate settlements with the customer and supplier involved in a warranty claim previously disclosed in the 2011 Form 10-K. As a result of these settlements, we recorded net expense of approximately $219 and reversed a $955 reserve against an amount owed to us by the customer involved in this claim.

11. Segment Information
We report our financial results under two reportable segments: Western Hemisphere and Eastern Hemisphere. Certain expenses, other non-trading expenses and certain assets and liabilities, such as certain intangible assets, are not allocated to the segments, but are included in General Company expenses.

The following tables present the financial information for each reportable segment:

	Three months ended March 31,
	2012	2011
Sales:
Western Hemisphere	$180,664	$115,000
Eastern Hemisphere	98,714	72,877
Intersegment sales	(1,702)	(2,315)
	$277,676	$185,562
Intersegment sales:
Western Hemisphere	$634	$1,041
Eastern Hemisphere	1,068	1,274
	$1,702	$2,315
Income (loss) from operations:
Western Hemisphere	$6,625	$849
Eastern Hemisphere	11,979	7,564
General Company	(4,504)	(3,360)
	$14,100	$5,053

Total assets:	March 31, 2012	December 31, 2011
Western Hemisphere	$310,227	$292,853
Eastern Hemisphere	209,096	221,077
General Company	36,269	37,127
	$555,592	$551,057

12. Derivatives and Other Financial Instruments
In the normal course of business, we are exposed to certain risks, including changes in interest rates and foreign currency rates.  We enter into derivative financial instruments to manage certain exposures to these risks. Our derivative policy requires that only known firm commitments are hedged and does not allow us to enter into any derivative instruments for trading or other speculative purposes.

Currency Exchange Rate Risk
Transactions hedged by us include forecasted purchase commitments. At March 31, 2012 and December 31, 2011, there were no outstanding derivatives designated as hedges. The total notional amount of outstanding forward contracts not designated as hedging instruments at March 31, 2012 and December 31, 2011 was $42,766 and $56,005, respectively.

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated (n/a is defined as not applicable):

	Asset derivatives				Liability derivatives
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Forward contracts	n/a	$-	n/a	$-	n/a	$-	n/a	$-

Derivatives not designated as hedging instruments:
Forward contracts	Prepaid expenses and other current assets	$274	Prepaid expenses and other current assets	$241	Accrued expenses and other current liabilities	$(252)	Accrued expenses and other current liabilities	$(738)

The following table discloses the impact of derivative instruments not designated as hedging instruments on our condensed consolidated statements of operations:

		Recognized gain (loss) in income
Derivatives not designated	Location of gain (loss)	Three months ended March 31,
as hedging instruments:	recognized in income	2012	2011
Forward contracts	Selling, general and administrative expense	$344	$(13)

At March 31, 2012 and December 31, 2011, the cumulative effect of currency translation adjustments was a loss of $23,010 and $25,648, respectively, and is the sole component of  accumulated other comprehensive loss on the condensed consolidated balance sheets. Currency translation adjustments are the result of the translation of our foreign subsidiaries’ financial statements that have a functional currency other than the U.S. dollar.

Interest Rate Risk
Our variable interest rate risk is limited to cash borrowings under our credit facilities which are subject to interest rates that fluctuate with market rates. This risk is partially mitigated due to the short term nature of these borrowings. There were no interest rate derivatives outstanding at March 31, 2012 and December 31, 2011.

Credit Risk
By using derivative instruments to manage our risk exposure, we are subject to credit risk on those derivative instruments. Credit risk arises from the potential failure of the counterparty to perform under the terms of the derivative instrument. We attempt to limit this risk by entering into derivative instruments with bank counterparties with high credit ratings assigned by international credit rating agencies.

13. Fair Value Measurements and Financial Instruments
We classify financial assets and liabilities that are measured and reported at fair value on a recurring basis using a hierarchy based on the inputs used in measuring fair value.

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We classify the inputs used to measure fair value into the following hierarchy:

Level 1: Inputs based on quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable and can be corroborated by observable market data.

Level 3: Inputs reflect management’s best estimates and assumptions of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

Our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Forward contracts	$-	$274	$-	$274	$-	$241	$-	$241
Financial liabilities:
Forward contracts	$-	$(252)	$-	$(252)	$-	$(738)	$-	$(738)

Forward contracts are valued using broker quotations or market transactions in either the listed or over-the counter markets. Management performs procedures to validate the information obtained from the broker quotations in calculating the ultimate fair values. As such, these derivative instruments are classified within Level 2.

The comparison of carrying value and estimated fair value of the EMC senior secured notes is presented below:

	March 31, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
EMC senior secured notes	$462,232	$470,813	$462,032	$404,550

The fair value of the EMC senior secured notes, excluding unamortized discount, has been estimated based upon market quotes approximating the fair value at the condensed consolidated balance sheets dates.

The fair value amounts shown are not necessarily indicative of the amount that we would realize upon disposition, nor do they indicate our intent or ability to dispose of the financial instrument.

We believe that the carrying amounts of our other financial assets and liabilities approximate their fair values due to their short term nature.

14. Related-Party Transactions
At March 31, 2012, an employee pension fund of the ultimate parent company of one of our customers owned approximately 14%, on a fully-diluted ownership basis, of EM II LP’s common units. For the three months ended March 31, 2012 and 2011, we had sales to that customer of $13,443 and $4,642, respectively. We had $16,280 and $10,858 of accounts receivable due from this customer included in accounts receivable on our condensed consolidated balance sheets at March 31, 2012 and December 31, 2011, respectively.

Transactions with JCP
We made payments to JCP for reimbursement of certain expenses incurred while monitoring its investment in us as follows:

	Three months ended March 31,
	2012	2011
Payments to JCP	$-	$44

Transactions with B&L Holdings
During the three months ended March 31, 2012 and 2011, our President and Chief Executive Officer served as non-executive chairman of the board of directors of B&L Holdings. B&L Holdings is controlled by JCP. In addition, certain JCP employees, who served as directors of the general partner of EM II LP, served on the board of directors of B&L Holdings.

EMC entered into a service fee agreement with B&L Holdings to provide certain general and administrative services, including, but not limited to, information technology support services, legal, treasury, tax, financial reporting and other administrative services, for a $2,000 annual fee and reimbursement of expenses. Selling, general and administrative expense on the condensed consolidated statements of operations includes $500 of this service fee for the three months ended March 31, 2012 and 2011. Reimbursable administrative expenses paid by us on behalf of B&L Holdings, which are reimbursed by B&L Holdings, were $273 and $24 in the three months ended March 31, 2012 and 2011, respectively.

There were no product purchases from, or sales to, B&L Holdings made by us during the three months ended March 31, 2012 and 2011.

At March 31, 2012 and December 31, 2011, we had $156 and $4, respectively, due from B&L Holdings included in accounts receivable on our condensed consolidated balance sheets.

In August 2010, B&L Holdings granted equity awards to our Chief Executive Officer and to certain of our employees. Selling, general and administrative expense for the three months ended March 31, 2012 and 2011 includes $127 of compensation expense related to the B&L Holdings equity awards.

15. Subsequent Event
On April 10, 2012, we entered into a seventh amendment (“Seventh Amendment”) to the EM revolving credit facility among JPMorgan Chase Bank, N.A. and other financial institutions party thereto, EMC, Edgen Murray Europe Limited, Edgen Murray Canada, Inc. (“EM Canada”) and Edgen Murray Pte. Ltd. (“EM Pte”). The Seventh Amendment permits EM Pte to incur $10.0 million of additional indebtedness secured by a warehouse facility owned by EM Pte in Singapore and increases the unused line fee payable to the Singapore administrative agent and the Singapore collateral agent under the EM revolving credit facility from 0.50% to 0.65%. Additionally, the Seventh Amendment (i) permitted us to effect certain restructuring transactions to facilitate the IPO; (ii) released EM II LP from its obligations under the EM revolving credit facility; and (iii) provided for certain other conforming and definitional changes.

See Note 1 regarding IPO and the Reorganization.

16. Condensed Consolidating Financial Information
At March 31, 2012, EM II LP (“Parent” in the tables below) fully and unconditionally guarantees the EMC senior secured notes. EMC (“Issuer” in the tables below) is 100% owned by EM II LP and is EM II LP’s only U.S. subsidiary. EM II LP’s non-U.S. subsidiaries, including EMGH and its subsidiaries and EMC’s non-U.S. subsidiary, EM Canada, have not issued guarantees for the EMC senior secured notes and are referred to as the “Non-guarantor subsidiaries” in the condensed consolidating financial information presented below.

As stated in Note 1, as part of the Reorganization, we replaced EM II LP as the parent guarantor of the EMC senior secured notes.

The following tables present the condensed consolidating financial information for Parent, Issuer and the Non-guarantor subsidiaries at March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011. The principal eliminating entries eliminate investment in subsidiaries, intercompany balances and intercompany sales and expenses.

Condensed Consolidating Balance Sheets

	March 31, 2012
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated

ASSETS:
Cash and cash equivalents	$-	$-	$13,205	$-	$13,205
Accounts receivable - net	-	119,180	83,839	-	203,019
Intercompany accounts receivable	-	7,093	1,392	(8,485)	-
Inventory	-	131,408	78,566	-	209,974
Income tax receivable	-	474	501	-	975
Prepaid expenses and other current assets	-	6,999	2,337	-	9,336
Affiliate interest receivable	-	2,225	-	(2,225)	-
Deferred tax asset - net	-	-	213	-	213
Total current assets	-	267,379	180,053	(10,710)	436,722
Property, plant and equipment- net	-	9,346	35,936	-	45,282
Distributions in excess of earnings and investment in subsidiaries	(151,873)	(248)	-	152,121	-
Goodwill	-	-	23,667	-	23,667
Other intangible assets- net	-	9,839	12,719	-	22,558
Other assets	-	15,137	1,571	(2,800)	13,908
Intercompany long term notes receivable	-	84,855	-	(84,855)	-
Investment in unconsolidated affiliate	-	13,455	-	-	13,455
Total assets	$(151,873)	$399,763	$253,946	$53,756	$555,592

LIABILITIES AND (DEFICIT) CAPITAL:
Accounts payable	$-	$83,391	$52,420	$-	$135,811
Intercompany accounts payable	-	1,276	7,217	(8,493)	-
Other current liabilities	-	24,027	11,706	(2,210)	33,523
Total current liabilities	-	108,694	71,343	(10,703)	169,334
Deferred tax liability- net	-	933	3,113	-	4,046
Other long term liabilities	2,807	566	704	(2,807)	1,270
Long term debt and capital lease	-	510,342	110,136	(84,856)	535,622
Total liabilities	2,807	620,535	185,296	(98,366)	710,272
Total (deficit) capital	(154,680)	(220,772)	68,650	152,122	(154,680)
Total liabilities and (deficit) capital	$(151,873)	$399,763	$253,946	$53,756	$555,592

	December 31, 2011
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated

ASSETS:
Cash and cash equivalents	$-	$2,558	$23,660	$-	$26,218
Accounts receivable - net	-	118,277	80,386	-	198,663
Intercompany accounts receivable	-	12,899	2,516	(15,415)	-
Inventory	-	114,930	81,074	-	196,004
Income tax receivable	-	819	390	-	1,209
Prepaid expenses and other current assets	-	5,778	2,838	-	8,616
Affiliate interest receivable	-	4,874	-	(4,874)	-
Deferred tax asset - net	-	-	209	-	209
Total current assets	-	260,135	191,073	(20,289)	430,919
Property, plant and equipment- net	-	9,666	35,844	-	45,510
Distributions in excess of earnings and investment in subsidiaries	(152,245)	65	-	152,180	-
Goodwill	-	-	22,965	-	22,965
Other intangible assets- net	-	11,334	14,113	-	25,447
Other assets	-	14,758	1,079	(2,801)	13,036
Intercompany long term notes receivable	-	84,855	-	(84,855)	-
Investment in unconsolidated affiliate	-	13,180	-	-	13,180
Total assets	$(152,245)	$393,993	$265,074	$44,235	$551,057

LIABILITIES AND (DEFICIT) CAPITAL:
Accounts payable	$-	$81,966	$65,236	$-	$147,202
Intercompany accounts payable	-	2,517	12,927	(15,444)	-
Other current liabilities	-	41,232	16,807	(4,841)	53,198
Total current liabilities	-	125,715	94,970	(20,285)	200,400
Deferred tax liability- net	-	932	3,612	-	4,544
Other long term liabilities	2,808	86	697	(2,808)	783
Long term debt and capital lease	-	480,554	104,684	(84,855)	500,383
Total liabilities	2,808	607,287	203,963	(107,948)	706,110
Total (deficit) capital	(155,053)	(213,294)	61,111	152,183	(155,053)
Total liabilities and (deficit) capital	$(152,245)	$393,993	$265,074	$44,235	$551,057

Condensed Consolidating Statements of Operations

	Three months ended March 31, 2012
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated

SALES	$-	$174,328	$105,050	$(1,702)	$277,676
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	-	155,473	86,456	(1,702)	240,227
Selling, general and administrative expense - net of service fee income	-	12,047	6,726	-	18,773
Depreciation and amortization expense	-	2,115	2,461	-	4,576
Total operating expenses	-	169,635	95,643	(1,702)	263,576
INCOME FROM OPERATIONS	-	4,693	9,407	-	14,100
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated affiliate	-	1,200	-	-	1,200
Other income- net	-	31	73	-	104
Interest expense - net	-	(13,150)	(3,429)	-	(16,579)
Equity in earnings (losses) of subsidiaries	(2,490)	(314)	-	2,804	-
(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(2,490)	(7,540)	6,051	2,804	(1,175)
INCOME TAX EXPENSE	-	86	1,218	-	1,304
NET (LOSS) INCOME	(2,490)	(7,626)	4,833	2,804	(2,479)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	11	-	11
NET (LOSS) INCOME AVAILABLE TO COMMON PARTNERSHIP INTERESTS	$(2,490)	$(7,626)	$4,822	$2,804	$(2,490)

	Three months ended March 31, 2011
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated

SALES	$-	$108,502	$79,375	$(2,315)	$185,562
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	-	95,891	65,292	(2,315)	158,868
Selling, general and administrative expense - net of service fee income	-	10,560	5,789	-	16,349
Depreciation and amortization expense	-	2,803	2,489	-	5,292
Total operating expenses	-	109,254	73,570	(2,315)	180,509
INCOME (LOSS) FROM OPERATIONS	-	(752)	5,805	-	5,053
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated affiliate	-	432	-	-	432
Other income- net	-	419	754	-	1,173
Interest expense - net	-	(12,459)	(3,661)	-	(16,120)
Equity in earnings (losses) of subsidiaries	(10,024)	(142)	-	10,166	-
(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(10,024)	(12,502)	2,898	10,166	(9,462)
INCOME TAX EXPENSE (BENEFIT)	-	(158)	714	-	556
NET (LOSS) INCOME	(10,024)	(12,344)	2,184	10,166	(10,018)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	6	-	6
NET (LOSS) INCOME AVAILABLE TO COMMON PARTNERSHIP INTERESTS	$(10,024)	$(12,344)	$2,178	$10,166	$(10,024)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three months ended March 31, 2012
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
NET (LOSS) INCOME	$(2,490)	$(7,626)	$4,833	$2,804	$(2,479)
OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustments	2,638	2	2,653	(2,655)	2,638
COMPREHENSIVE (LOSS) INCOME	148	(7,624)	7,486	149	159
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	11	-	11
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON PARTNERSHIP INTERESTS	$148	$(7,624)	$7,475	$149	$148

	Three months ended March 31, 2011
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
NET (LOSS) INCOME	$(10,024)	$(12,344)	$2,184	$10,166	$(10,018)
OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustments	3,066	33	3,086	(3,119)	3,066
COMPREHENSIVE (LOSS) INCOME	(6,958)	(12,311)	5,270	7,047	(6,952)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	6	-	6
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON PARTNERSHIP INTERESTS	$(6,958)	$(12,311)	$5,264	$7,047	$(6,958)

Condensed Consolidating Statements of Cash Flows

	For the three months ended March 31, 2012
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
Net cash used in operating activities	$-	$(32,532)	$(15,531)	$-	$(48,063)

Cash flows from investing activities:
Purchases of property, plant and equipment	-	(287)	(508)	-	(795)
Proceeds from sale of property, plant and equipment	-	8	29	-	37
Net cash used in investing activities	-	(279)	(479)	-	(758)

Cash flows from financing activities:
Principal payments of long term debt and capital lease	-	-	(88)	-	(88)
Proceeds from EM revolving credit facility	-	133,908	4,957	-	138,865
Payments to EM revolving credit facility	-	(104,319)	-	-	(104,319)
Increase (decrease) in managed cash overdraft	-	628	(49)	-	579
Net cash provided by financing activities	-	30,217	4,820	-	35,037

Effect of exchange rate changes on cash	-	36	735	-	771
Net change in cash and cash equivalents	-	(2,558)	(10,455)	-	(13,013)
Cash and cash equivalents at beginning of period	-	2,558	23,660	-	26,218
Cash and cash equivalents at end of period	$-	$-	$13,205	$-	$13,205

	For the three months ended March 31, 2011
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
Net cash provided by (used in) operating activities	$-	$(12,210)	$4,326	$-	$(7,884)

Cash flows from investing activities:
Purchases of property, plant and equipment	-	(111)	(204)	-	(315)
Proceeds from sale of property, plant and equipment	-	-	6,208	-	6,208
Net cash (provided by) used in investing activities	-	(111)	6,004	-	5,893

Cash flows from financing activities:
Principal payments of long term debt and capital lease	-	-	(135)	-	(135)
Proceeds from EM revolving credit facility	-	222	-	-	222
Payments to EM revolving credit facility	-	(222)	-	-	(222)
Increase (decrease) in managed cash overdraft	-	343	(333)	-	10
Net cash provided by (used in) financing activities	-	343	(468)	-	(125)

Effect of exchange rate changes on cash	-	68	776	-	844
Net change in cash and cash equivalents	-	(11,910)	10,638	-	(1,272)
Cash and cash equivalents at beginning of period	-	32,408	30,070	-	62,478
Cash and cash equivalents at end of period	$-	$20,498	$40,708	$-	$61,206

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” “can,” “continue,” “potential,” “predicts,” “will” and the negative of these terms or other comparable terminology. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, industry trends, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. You should not put undue reliance on our forward-looking statements. These statements are based on our management’s beliefs and assumptions, which, in turn, are based on currently available information. These assumptions could prove inaccurate. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, (1) those described in more detail under Item 1A – Risk Factors included in the 2011 Form 10-K; (2) our reports and registration statements filed from time to time with the SEC; and (3) other announcements we make from time to time. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to the financial statements included elsewhere in this Form 10-Q, and the audited consolidated financial statements and accompanying notes in the 2011 Form 10-K for the year ended December 31, 2011. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements within the meaning of the federal securities laws. See “Cautionary Statement Regarding Forward-Looking Statements”.

Overview of Business

General
We are a leading global distributor of specialty products to the energy sector, including steel pipe, valves and quenched and tempered and high yield heavy plate and related components.  We primarily serve customers that operate in the Upstream, Midstream and Downstream end-markets for oil and natural gas. We also serve power generation, civil construction and mining applications (which we collectively refer to as Other), which have a similar need for our technical expertise in specialized steel and specialty steel products. We manage our operations in two geographic markets and report our results under two reportable segments: Western Hemisphere and Eastern Hemisphere. Certain expenses, other non-trading expenses and certain assets and liabilities, such as certain intangible assets, are not allocated to the segments but are included in General Company expenses.

Our sales are predominantly derived from the sale of specialty steel products which are primarily used by the energy sector for new infrastructure and maintenance, repair and operations (MRO). As a result, our business is cyclical and substantially dependent upon conditions in the energy industry and, in particular, the willingness by our customers to make capital expenditures for the exploration and production, gathering and transmission, refining and processing of oil and natural gas.

The factors affecting our business, as well as our revenue sources, pricing, and our principal costs and expenses have not changed from those disclosed in the 2011 Form 10-K. For additional factors affecting our business and how these factors impact our financial statements, please see Item 1A and Item 7 of the 2011 Form 10-K.

Customer and Supplier Concentration
Our ten largest customers and ten largest suppliers represented the following percentages of our sales and product purchases for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Top 10 customers as a percentage of sales	37%	35%
Top 10 suppliers as a percentage of product purchases	59%	44%

No one customer accounted for more than 10% of our sales in any of the periods presented. During the three months ended March 31, 2012, our largest supplier accounted for approximately 13% of our purchases. No one supplier accounted for more than 10% of our product purchases during the three months ended March 31, 2011.

The oil and natural gas industry continues to comprise the majority of our business. During the three months ended March 31, 2012 and 2011, we derived the following percentage of our sales from customers in the oil and natural gas industry:

	Three months ended March 31,
	2012	2011
Percentage of sales derived from the oil and natural gas industry	87%	88%

During the three months ended March 31, 2012 and 2011, approximately 37% and 42%, respectively, of our sales originated from subsidiaries outside of the U.S. in currencies including, among others, the pound sterling, euro and U.S. dollar. As a result, a material change in the value of these currencies could significantly impact our consolidated financial position, results of operations and/or cash flows.

Sales Backlog
The table below presents our sales backlog at the dates indicated:

(In millions)	March 31, 2012	December 31, 2011	March 31, 2011
Sales backlog	$356	$353	$312

Sales backlog at March 31, 2012 is comprised primarily of sales orders related to: (1) the construction of offshore high performance multi-purpose platform, or jack-up, oil rigs; (2) oil and natural gas gathering and storage systems; and (3) other offshore exploration and production infrastructure. Sales backlog also includes orders related to offshore renewable energy projects, refinery upgrades and turnarounds and civil infrastructure projects.

Our sales backlog represents our estimate of potential future revenues that may result from contracts/orders currently awarded to us by our customers. Sales backlog is determined by the amount of unshipped third party customer purchase orders and may be revised upward or downward, or cancelled by our customers in certain instances. There can be no assurance that sales backlog will ultimately be realized as revenue or that we will earn a profit on any of our sales backlog. Realization of revenue from sales backlog is dependent on, among other things, our ability to fulfill purchase orders and transfer title to customers, which in turn is dependent on a number of factors, including our ability to obtain product from our suppliers. Further, because of the project nature of our business, sales orders and sales backlog can vary materially from quarter to quarter.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
The following table compares selected revenue and expense items from our statements of operations for the three months ended March 31, 2012 and 2011. The period-to-period comparisons of financial results are not necessarily indicative of future results. We define “NM” as not meaningful.

	Three months ended March 31,
(In millions, except percentages)	2012	2011	$ Change	% Change
Sales	$277.7	$185.6	$92.1	50%
Operating expenses	(263.6)	(180.5)	(83.1)	46%
Income from operations	14.1	5.1	9.0	176%
Other income (expense) - net	(15.3)	(14.5)	(0.8)	6%
Income tax expense	1.3	0.6	0.7	117%
Net loss	$(2.5)	$(10.0)	$7.5	NM

Sales
For the three months ended March 31, 2012, sales increased $92.1 million, or 50%, to $277.7 million compared to $185.6 million for the three months ended March 31, 2011. All sales growth during the period was organic. We particularly experienced sales growth in the Upstream and Midstream energy markets, as a result of increased worldwide oil and natural gas drilling activity. Volume, and to a lesser extent, product sales mix and sales price each had a favorable impact on our sales during the three months ended March 31, 2012 compared to 2011.The largest portion of our increased sales came from our Western Hemisphere operations as a result of oil and natural gas well completion activity associated with United States shale developments.

Operating Expenses
For the three months ended March 31, 2012, operating expenses increased $83.1 million, or 46%, to $263.6 million compared to $180.5 million for the three months ended March 31, 2011, driven primarily by higher sales volumes. Exclusive of expenses related to product costs, operating expenses increased approximately 8% due to a $2.4 million increase in selling, general and administrative expenses driven by increased staffing and other expenses to support our sales growth and the expansion of our international offices and higher employee related variable expenses. Selling, general and administrative expense was approximately 7% and 9% of our total sales for the three months ended March 31, 2012 and 2011, respectively.

Income from Operations
For the three months ended March 31, 2012, income from operations increased $9.0 million, or 176%, to $14.1 million compared to $5.1 million for the three months ended March 31, 2011. The increase in income from operations is primarily attributable to increased sales volumes, partially offset by a slight decrease in gross margins and higher selling, general and administrative expense.

Other Income (Expense) - Net
For the three months ended March 31, 2012, other income (expense), increased $0.8 million, or 6%, to $15.3 million compared to $14.5 million for the three months ended March 31, 2011.  The increase was primarily due to higher interest expense associated with increased borrowings under the EM revolving credit facility to support increased working capital requirements, partially offset by increased equity in earnings from our unconsolidated affiliate.

Income Tax Expense
Income tax expense was $1.3 million at an estimated annual effective tax rate from our non-U.S. operations of approximately 21% for the three months ended March 31, 2012 compared to an income tax expense of $0.6 million at an estimated annual effective tax rate from non-U.S. operations of approximately 20% for the three months ended March 31, 2011. A valuation allowance has been established against any tax benefits related to taxable losses generated by our U.S. operations. As a result, any tax benefits from our U.S. operations were excluded in deriving our estimated annual effective tax rate.

At March 31, 2012, a valuation allowance of $27.5 million was recorded against deferred tax assets and net operating loss (“NOLs”) carryforwards associated with our U.S. operations, an increase of $3.2 million from the valuation allowance of $24.3 million at December 31, 2011. Our estimated future U.S. taxable income may limit our ability to recover the net deferred tax assets and also limit our ability to utilize the NOLs via a carryback claim. The NOLs are scheduled to expire beginning in 2024 through 2031.

Net Loss
For the three months ended March 31, 2012, net loss decreased $7.5 million to $2.5 million compared to $10.0 million for the three months ended March 31, 2011.

Liquidity and Capital Resources
At March 31, 2012 we had $13.2 million of unrestricted cash on hand and $113.5 million of combined available credit under our EM revolving credit facility and EM FZE facility. Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures and business acquisitions. We believe that we will continue to have adequate liquidity and capital resources to fund future recurring operating and investing activities and to service our indebtedness. We cannot provide assurance that if our business declines we would be able to generate sufficient cash flows from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments and liquidity needs, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or raising additional debt or equity capital. We cannot provide assurance that any of these actions could be transacted on a timely basis or on satisfactory terms, if at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements may contain provisions prohibiting us from adopting any of these alternatives. Our failure to comply with these provisions could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Critical Accounting Policies
The accounting policies and related estimates that we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions or involve uncertainties are disclosed under Item 7 of the 2011 Form 10-K. There have been no material changes to these critical accounting policies during the three months ended March 31, 2012.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
During the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures at March 31, 2012 are effective in ensuring that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2012  that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we are party to various claims and legal proceedings related to our business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material effect on our condensed consolidated financial position, results of operations and/or cash flows. For information regarding our pending or threatened litigation, see Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
For additional information about our risk factors, see Item 1A of the 2011 Form 10-K for the year ended December 31, 2011. There have been no material changes to these risk factors during the three months ended March 31, 2012.

Item 5. Other Information
None.

Item 6. Exhibits
Exhibits filed as part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EM HOLDINGS LLC

Dated: May 10, 2012	/s/	Daniel J. O’Leary
Daniel J. O’Leary
Chief Executive Officer and President

Dated: May 10, 2012	/s/	David L. Laxton, III
David L. Laxton, III
Chief Financial Officer

EXHIBIT
INDEX

Exhibit	Title
3.1	Second Amended and Restated Articles of Incorporation of Edgen Murray Corporation.

4.1
Supplemental Indenture, dated May 2, 2012, by and among EM Holdings LLC, Edgen Murray II, L.P., Edgen Murray Corporation and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on  Form 8-K filed on May 2, 2012 (SEC File No. 033-100003).

10.1
Seventh Amendment to Credit Agreement, dated as of April 10, 2012, by and among Edgen Murray Corporation, Edgen Murray Canada Inc., Edgen Murray Europe Limited, Edgen Murray Pte. Ltd., the Loan Parties party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, J.P. Morgan Europe Limited, The Hong Kong and Shanghai Banking Corporation Limited and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Edgen Murray II L.P.’s Form 8-K filed on April 16, 2012 (SEC File No. 333-165298-01).

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following materials from EM Holdings LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Partners’ (Deficit) Capital, (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss), (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vii) document and entity information. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.